Form 10-Q
period 1996-09-30
WHARF RESOURCES LTD
filed 1996-11-14
CIK 721924

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended September 30, 1996.

                                             or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                       .
                               --------------------    ----------------------
Commission File Number:  0-13374

                              WHARF RESOURCES LTD.

             (Exact name of Registrant as specified in its charter)


CANADA                                                                81-0348170
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                        SUITE 2700, 145 KING STREET WEST
                        TORONTO, ONTARIO, CANADA M5H 1J8
                    (Address of principal executive offices)

                                 (416) 865-0326
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                             Yes [X]             No [ ]


There were 19,229,504 Common Shares outstanding at October 25, 1996.

WHARF RESOURCES LTD.
FORM 10-Q SEPTEMBER 30, 1996


                                      INDEX


Page No.
--------
PART I.   FINANCIAL INFORMATION


          ITEM 1.   FINANCIAL STATEMENTS


                    Consolidated Balance Sheets (Unaudited)
                    - September 30, 1996 and December 31, 1995                3

                    Consolidated Statements of Earnings (Unaudited)
                    - Three and nine months ended September 30, 1996
                      and 1995                                                4

                    Consolidated Statements of Cash Flows (Unaudited)
                    - Three and nine months ended September 30, 1996
                      and 1995                                                5

                    Notes to Consolidated Financial Statements
                      (Unaudited)                                             6


          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    Takeover Bid                                              8

                    Financial Results                                         8

                    Liquidity and Capital Resources                           9

                    Operations                                                9


PART II.  OTHER INFORMATION


          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                          12



SIGNATURES                                                                    13

PART 1    -    FINANCIAL INFORMATION
ITEM 1    -    FINANCIAL STATEMENTS

WHARF RESOURCES LTD.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS OF UNITED STATES DOLLARS)


                                                  As at          As at
                                          September 30,   December 31,
                                                   1996           1995
                                          -------------   ------------
ASSETS
CURRENT ASSETS
  Cash and short-term investments         $      27,636   $     22,988
  Gold bullion inventory                            716            604
  Inventories                                     4,184          8,541
  Prepaid expenses and other                      1,747          1,400
                                          -------------   ------------
                                                 34,283         33,533
DEPOSITS FOR RECLAMATION COSTS                    3,369          2,412
MINING INTERESTS, NET                            31,270         33,914
                                          -------------   ------------
                                          $      68,922   $     69,859
                                          -------------   ------------
                                          -------------   ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued
   liabilities                            $       6,291   $      5,551
  Current portion of long-term debt               3,574          3,568
  Exchangeable preferred shares                     115            115
                                          -------------   ------------
                                                  9,980          9,234
                                          -------------   ------------
LONG-TERM DEBT                                      151          2,080
                                          -------------   ------------
PROVISION FOR RECLAMATION COSTS
  AND OTHER LIABILITIES                           4,084          1,769
                                          -------------   ------------
EXCHANGEABLE PREFERRED SHARES                     2,406          2,509
                                          -------------   ------------

SHAREHOLDERS' EQUITY
  Capital stock                                  37,302         37,302
  Retained earnings                              14,999         16,965
                                          -------------   ------------
                                                 52,301         54,267
                                          -------------   ------------

                                          $      68,922   $     69,859
                                          -------------   ------------
                                          -------------   ------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

WHARF RESOURCES LTD.
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                    Three months ended             Nine months ended
                                                         September 30,                 September 30,
                                                   1996           1995           1996           1995
                                              ---------      ---------      ---------      ---------
Bullion revenue                               $  12,171      $  14,030      $  34,821      $  36,427
                                              ---------      ---------      ---------      ---------
Expenses
  Operating
    Production costs                              7,535          8,264         24,318         22,877
    Severance taxes                                 635            468          1,260            942
    Royalties                                       412            409          1,049          1,003
  Corporate administration                          423            336          1,202          1,049
  Depreciation and depletion                      1,221          2,162          5,149          5,670
  Exploration                                        49             90            142            277
  Writedown of Golden Reward Mine                                               3,226
                                              ---------      ---------      ---------      ---------
                                                 10,275         11,729         36,346         31,818
                                              ---------      ---------      ---------      ---------

Earnings (loss) from operations                   1,896          2,301         (1,525)         4,609
                                              ---------      ---------      ---------      ---------

Other income (expense)
  Interest and other income, net                    398            322          1,174          1,043
  Interest expense
    Long-term debt                                  (74)          (162)          (311)          (557)
    Dividends on and discount on redemption
      of exchangeable preferred shares              (26)           (44)           (92)          (122)
    Other                                            (3)            (3)           (10)           (10)
                                              ---------      ---------      ---------      ---------
                                                    295            113            761            354
                                              ---------      ---------      ---------      ---------

Earnings (loss) before income taxes               2,191          2,414           (764)         4,963
Income taxes                                        280            565            240          1,194
                                              ---------      ---------      ---------      ---------

Earnings (loss) for the period                $   1,911      $   1,849      $  (1,004)     $   3,769
                                              ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------

Earnings (loss) per common share              $    0.10      $    0.09      $   (0.05)     $    0.19
                                              ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------

Weighted average number of
  common shares outstanding (000's)              19,230         19,230         19,230         19,229
                                              ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

WHARF RESOURCES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS OF UNITED STATES DOLLARS)

                                                    Three months ended             Nine months ended
                                                         September 30,                 September 30,
                                                   1996           1995           1996           1995
                                              ---------      ---------      ---------      ---------
Cash provided by (used in)
Operating activities
  Earnings (loss) for the period              $   1,911      $   1,849      $  (1,004)     $   3,769
  Items not affecting cash
    Depreciation and depletion                    1,221          2,162          5,149          5,670
    Writedown of Golden Reward Mine                                             3,226
    Other                                          (133)           948            298          1,643
                                              ---------      ---------      ---------      ---------
                                                  2,999          4,959          7,669         11,082
  Change in non-cash operating
    working capital                               3,728           (303)         3,860           (960)
                                              ---------      ---------      ---------      ---------
Net cash provided by operating activities         6,727          4,656         11,529         10,122
                                              ---------      ---------      ---------      ---------

Investing activities
  Mining interests                               (1,262)        (1,117)        (2,952)        (5,435)
  Notes receivable                                                 (19)                          667
  Increase in deposits for reclamation costs       (321)                         (957)          (128)
                                              ---------      ---------      ---------      ---------
Net cash used in investing activities            (1,583)        (1,136)        (3,909)        (4,896)
                                              ---------      ---------      ---------      ---------

Financing activities
  Repayment of long-term debt                      (156)          (163)        (1,923)        (1,916)
  Redemption of exchangeable
    preferred shares                                (31)           (12)           (87)           (63)
  Dividends paid to common shareholders                                          (962)          (961)
                                              ---------      ---------      ---------      ---------
Net cash used in financing activities              (187)          (175)        (2,972)        (2,940)
                                              ---------      ---------      ---------      ---------

Increase in cash and short-term investments       4,957          3,345          4,648          2,286
Cash and short-term investments
  at beginning of period                         22,679         18,772         22,988         19,831
                                              ---------      ---------      ---------      ---------
Cash and short-term investments
  at end of period                            $  27,636      $  22,117      $  27,636      $  22,117
                                              ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

WHARF RESOURCES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABULAR AMOUNTS IN THOUSANDS OF UNITED STATES DOLLARS)



1.   GENERAL

     The accompanying unaudited consolidated financial statements should be read in conjunction with the notes to the Company's audited consolidated financial statements for the year ended December 31, 1995. The unaudited consolidated financial statements include the financial statements of the Company and its subsidiaries. The Company accounts for its 60% undivided interest in the Golden Reward Mining Company Limited Partnership using the proportionate consolidation method of accounting.

     These unaudited interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the respective interim periods presented.



2.   CHANGE IN ACCOUNTING POLICY

     Effective January 1, 1996, the Company adopted the new provisions of CICA Handbook section 3860, "Financial instruments - disclosure and presentation". The provisions have been applied retroactively and prior periods have been restated to reflect this change. Accordingly, any dividends on, and discount on redemption of, the exchangeable preferred shares, previously recorded as a charge to retained earnings, have been recorded in earnings. The adoption of the new provisions has no impact on retained earnings but reduced earnings for the nine months ended September 30, 1995 by $122,000 (as restated).

     The new provisions of the section require disclosure regarding the fair value of financial instruments. At September 30, 1996, the exchangeable preferred shares have a fair value, based on quoted market prices, of $1,925,000, compared to a carrying value of $2,521,000. The carrying amounts of all other financial instruments approximate fair values.

3.   ACCOUNTING PRINCIPLES

     The Company follows Canadian accounting principles which are different in some respects from those applicable in the United States and from practices prescribed by the United States Securities and Exchange Commission. These differences have no material effect on the unaudited consolidated financial statements for the nine months ended September 30, 1996 and 1995, except for the effect on reported earnings (loss) resulting from the adoption of the new Canadian accounting principles for financial instruments (see note
     2).  Accordingly, under United States accounting principles, earnings
     (loss), and earnings (loss) per common share would be as follows:

                                                    Three months ended             Nine months ended
                                                         September 30,                 September 30,
                                                   1996           1995           1996           1995
                                               --------       --------       --------       --------
Earnings (loss)                                $  1,937       $  1,893       $   (912)      $  3,891
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------

Earnings (loss) per
  common share                                 $   0.10       $   0.09       $  (0.05)      $   0.19
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------

PART I    -    FINANCIAL INFORMATION
ITEM 2    -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS


TAKEOVER BID

On October 16, 1996, Goldcorp Inc. announced that it proposes to make a takeover bid for all the outstanding common shares of Wharf that it does not already own. Goldcorp currently owns approximately 50.3% of the outstanding common shares of Wharf. Under the proposed terms of the takeover bid holders of Wharf common shares will be entitled to receive, at the option of such holders, either $9.00 cash or 0.72 of a Goldcorp Class A Subordinate Voting Share for each Wharf common share. The Board of Directors of Wharf received the proposal and has formed a Special Committee to consider the proposal. Wharf also announced that, in the event the conditions to be contained in the Goldcorp takeover bid are satisfied, the outstanding exchangeable preferred shares of Wharf will be redeemed at a price of C$25.25 per share.

FINANCIAL RESULTS

Wharf recorded earnings for the third quarter of 1996 of $1.9 million, or 10 cents per share, on revenues of $12.2 million. For the same period last year, Wharf recorded earnings of $1.8 million, or nine cents per share, on revenues of $14 million.

For the nine months ended September 30, 1996, Wharf recorded a loss of $1 million, or five cents per share, on revenues of $34.8 million. For the same period last year, Wharf recorded earnings of $3.8 million, or 19 cents per share, on revenues of $36.4 million.

The improvement in the third quarter results is due mainly to improved operating results from the Wharf Mine. The financial results during the nine months ended September 30, 1996 reflect the writedown of a further $3.2 million in respect of the Company's 60% interest in the Golden Reward Mine. Excluding the writedown, earnings were $2.2 million, or 12 cents per share, for the nine months ended September 30, 1996.

Cash flow from operations for the third quarter of 1996 was $6.7 million, or 35 cents per share, compared to $4.7 million, or 25 cents per share, a year ago. For the nine months ended September 30, 1996, cash flow from operations was $11.5 million, or 60 cents per share, compared to $10.1 million, or 53 cents per share, a year ago.

The Company's total gold production, during the third quarter of 1996, from its 100%-owned Wharf Mine and its 60% share in the Golden Reward Mine was 37,500 ounces, compared to 35,599 ounces a year ago. For the nine months ended September 30, 1996, total gold production was 93,523 ounces compared to 91,848 ounces a year ago.

The average cash production cost per ounce of gold sold, during the third quarter and the nine months ended September 30, 1996, was $228 and $267, respectively. For the same periods last year, the average cash production cost per ounce was $206 and $228, respectively. Total average operating cost per ounce of gold sold, including royalties, severance taxes and non-cash costs, during the third quarter and the nine months ended September 30, 1996 was $289 and $346, respectively. For the same periods last year, the total average operating cost per ounce was $310 and $321, respectively. Higher operating costs at the Golden Reward Mine, as a result of its early shutdown, contributed to the increase in the cash production cost per ounce for the third quarter of 1996. The grade and tonnage shortages at the Golden Reward Mine, and a poor recovery of gold from one of the leach pads at the Wharf Mine in the second quarter, contributed to the increase in the cash production cost per ounce for the nine months ended September 30, 1996.

Gold sales for the third quarter of 1996 were 35,207 ounces, at an average realized price of $385 per ounce, compared to 36,343 ounces at $385 per ounce a year ago. For the nine months ended September 30, 1996, gold sales were 92,570 ounces at an average realized price of $390 per ounce, compared to 94,535 ounces at $384 per ounce a year ago.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments at September 30, 1996 were $27.6 million, compared to $23 million at December 31, 1995.

Working capital at September 30, 1996 was $24.3 million, the same level as
December 31, 1995.   The debt-to-equity ratio, including current portion of
long-term debt was reduced by 20% to 0.12:1, from 0.15:1 at December 31, 1995.


OPERATIONS

WHARF MINE

GOLD PRODUCTION AND COST DATA

Gold production for the third quarter and the nine months ended September 30, 1996 was 35,633 ounces and 80,987 ounces, respectively. For each of the corresponding periods last year, gold production was 26,549 ounces and 69,999 ounces, respectively. Cash production cost per ounce for the third quarter and the nine months ended September 30, 1996 was $211 and $245, respectively, compared to $226 and $237, respectively, a year ago. The total operating cost per ounce for the third quarter and the nine months ended September 30, 1996 was $275 and $316, respectively. By comparison, in the same period in 1995, the total operating cost per ounce was $321 and $320, respectively.

The gold production target for 1996 has been increased to 105,000 ounces, from 94,000 ounces at a cash production cost of $246 per ounce and a total operating cost of $316 per ounce.

The decrease in the cash production cost during the third quarter was mainly as a result of higher gold production. The increase in the cash production cost during the nine months ended September 30, 1996, was mainly due to the 4,400 ounces unanticipated shortfall in gold production in the second quarter, resulting from the refractory nature of the ore on one of the leach pads. Production costs for the period include $1.3 million relating to the loss of those ounces.


OPERATING RESULTS

In the third quarter of 1996, the Wharf Mine recorded an operating profit of $3.5 million, compared to $1.7 million a year ago. For the nine months ended September 30, 1996, the Wharf Mine recorded an operating profit of $5.7 million, which is 32% higher than the $4.3 million recorded a year ago. Operating cash flow for the third quarter and the nine months ended September 30, 1996 was $4.6 million and $9.3 million, respectively, compared to $3.5 million and $8.8 million, respectively, a year ago.


WHARF MINE PRODUCTION STATISTICS

                                                         Three months ended             Nine months ended
                                                              September 30,                 September 30,
                                                        1996           1995           1996           1995
                                                    --------       --------       --------       --------
  Tons of ore mined (000's)                            1,032          1,339          3,058          3,413
  Tons of waste removed (000's)                        2,057          1,121          5,718          3,388
  Ratio of waste to ore                               1.99:1         0.84:1         1.87:1         0.99:1
  Tons of ore processed (000's)                        1,328          1,304          3,390          3,300
  Average grade of gold per ton of ore processed       0.029          0.031          0.028          0.029
  Ounces of gold produced                             35,633         26,549         80,987         69,999
  Operating cost per ounce of gold sold
      Cash production cost                          $    211       $    226       $    245       $    237
      Royalties and severance taxes                       31             28             27             23
      Non-cash costs                                      33             67             44             60
                                                    --------       --------       --------       --------
      Total operating cost                          $    275       $    321       $    316       $    320
                                                    --------       --------       --------       --------
                                                    --------       --------       --------       --------


GOLDEN REWARD MINE
(WHARF'S 60% PROPORTIONATE SHARE)

GOLD PRODUCTION AND COST DATA

The Golden Reward Mine has been out of active production for all of the third quarter of this year, except for the ongoing leaching of ore from the pads. Wharf's share of gold production from the Golden Reward Mine, for the third quarter and the nine months ended September 30, 1996, was 1,867 ounces and 12,536 ounces, respectively. For the same periods last year, Wharf's share of gold production was

9,050 ounces and 21,849 ounces, respectively. Cash production cost per ounce for the third quarter and the nine months ended September 30, 1996 was $485 and $399, respectively, compared to $149 and $198, respectively, a year ago. The total operating cost per ounce for the third quarter and the nine months ended September 30, 1996 was $493 and $522, respectively, compared to $279 and $322, respectively, a year ago.

The increase in the cash production cost for the nine months ended September 30, 1996 was mainly as a result of a lower grade of ore processed due to the grade and tonnage shortages encountered at both the Hannibal and West Liberty pits, that, in conjunction with potential safety concerns, ultimately lead to the early closure of the mine. Leaching of remaining ounces on the pads will continue until mid-November.

OPERATING RESULTS

For the third quarter of 1996, the Golden Reward Mine recorded an operating loss, of which Wharf's proportionate share was $1.2 million, compared to an operating profit, of which Wharf's proportionate share was $1 million, a year ago. As a result of the increase in production costs and the writedown of the remaining assets of the mine in June 1996, in the amount of $3.2 million, the Golden Reward Mine recorded an operating loss for the nine months ended September 30, 1996, of which Wharf's proprtionate share was $6 million, compared to an operating profit a year ago, of which Wharf's proportionate share was $1.3 million.

The mine generated a negative operating cash flow for the third quarter of 1996 of $1.2 million, compared to a positive operating cash flow of $2.2 million a year ago. For the nine months ended September 30, 1996, Golden Reward recorded a negative operating cash flow of $1 million, compared to a positive operating cash flow of $4.1 million a year ago.


GOLDEN REWARD MINE PRODUCTION STATISTICS (100%)

                                                         Three months ended             Nine months ended
                                                              September 30,                 September 30,
                                                        1996           1995           1996           1995
                                                    --------       --------       --------       --------
  Tons of ore mined (000's)                               16            492            665          1,314
  Tons of waste removed (000's)                                         236          2,703          1,192
  Ratio of waste to ore                                              0.48:1         4.06:1         0.91:1
  Tons of ore processed (000's)                           43            507            745          1,347
  Average grade of gold per ton of ore processed       0.073          0.049          0.037          0.041
  Ounces of gold produced
    - 100%                                             3,112         15,083         20,894         36,415
    - Wharf's 60% share                                1,867          9,050         12,536         21,849
  Wharf's proportionate operating cost
    per ounce of gold sold
      Cash production cost                          $    485       $    149       $    399       $    198
      Royalties and severance taxes                        8             15             12             12
      Non-cash costs                                                    115            111            112
                                                    --------       --------       --------       --------
      Total operating cost                          $    493       $    279       $    522       $    322
                                                    --------       --------       --------       --------
                                                    --------       --------       --------       --------

PART II   -    OTHER INFORMATION
ITEM 6    -    EXHIBITS AND REPORTS ON FORM 8-K



               (i)  Reports on Form 8-K

                    There were no reports on Form 8-K filed during the period.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   WHARF RESOURCES LTD.




                                   BY /s/ Dalen B. Fairbairn
                                     --------------------------------------
                                          Dalen B. Fairbairn
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Duly Authorized Officer and
                                          Principal Financial Officer)



                                        October 31, 1996

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   WHARF RESOURCES LTD.




                                   BY
                                     --------------------------------------
                                        Dalen B. Fairbairn
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Duly Authorized Officer and
                                        Principal Financial Officer)



                                   October 31, 1996